Form 10KSB
period 2001-09-30
VISITEL ENTERPRISES CORP
filed 2001-12-28
CIK 1139666

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-60186

                            VISITEL ENTERPRISES CORP.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            65-1016629
------------------------------                          -------------------
(State or Other Jurisdiction                            (I.R.S.Employer or
Incorporation of Organization)                          Identification No.)

                        2700 N. Military Trail, Suite 100
                              Boca Raton, FL 33431
                                 (561) 241-3621
                -------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 YES |_| NO |X|

      State issuer's revenues for its most recent fiscal year: none

      As of December 20, 2001, there were 9,749,075 shares of the Issuer's common stock, par value $0.001, issued and outstanding. Based upon the price at which the Company's common equity was sold within the past 60 days, the aggregate value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $749,075.

Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 333-60186, which became effective on September 17, 2001.

                                   FORM 10-KSB

                            Visitel Enterprises Corp.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I

Item 1.   Description of Business                                            4

Item 2.   Description of Properties                                          7

Item 3.   Legal Proceedings                                                  7

Item 4.   Submission of Matters to a Vote of Security Holders                7

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            7

Item 6.   Management's Discussion and Analysis or Plan of Operations         8

Item 7.   Financial Statements                                               14

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                  15

Item 10.  Executive Compensation                                             16

Item 11.  Security Ownership of Certain Beneficial Owners and Management     16

Item 12.  Certain Relationships and Related Transactions                     17

Item 13.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                   19

*     Page F-1 follows the signature page.

                                     PART I

      All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements with respect to our current business strategy, our projected sources and uses of cash, and our expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following:

   o the unavailability of sufficient capital to finance our business plans on terms satisfactory to our competitive factors;
   o  competitive factors;
   o changes in labor, equipment and capital costs; changes in regulations affecting our business;
   o  general business and economic conditions; and
   o other factors described from time to time in our reports filed with the Securities and Exchange Commission.

      We wish to caution readers not to place undue reliance on any forward-looking statements. These statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      We are a Delaware corporation engaged indirectly in the business of designing, building and/or owning childcare facilities. We have entered into joint ventures with third parties to design, build and/or own childcare facilities. We may, in the future directly engage in the business of designing, building and/or owning childcare facilities; we do not intend to presently do so.

      We have entered into a Joint Venture Agreement with International Child Care Corp. f/k/a COA Development Corp, a Delaware corporation. International Child Care Corp. intends to design, build, and/or own childcare facilities; it does not operate any of the facilities which it owns or is developing. International Child Care Corp. has leased the childcare facilities which it owns or is developing to Children of America, Inc. Thad Pryor, our sole officer and director, is also an officer and a director of International Child Care Corp. and an officer and a director of Children of America, Inc. and he controls both us and International Child Care Corp. FMC Group, Inc., which is a stockholder of 44.62% of our common stock, is owned by Paul Michelin with his wife as joint tenants with the right of survivorship. Paul Michelin is also an officer and director of International Child Care Corp. and Chairman and a director of Children of America, Inc.

      As of July 1, 2001, we and International Child Care Corp. each own a fifty (50%) percent interest in Tren Properties LC, a limited liability company formed under the laws of the Commonwealth of Virginia, which owns property known as Doc Stone Commons which is located in Stafford, Virginia. As of September 29, 2000, Tren Properties leased Doc Stone Commons to Children of America (a related party), which operates a childcare facility on the leased premises. As of December 10, 2001, there were 172 children at the Doc Stone facility. Our fifty (50%) percent interest in Tren Properties was originally purchased by Thad Pryor, our sole officer and director, and Paul Michelin , who controls us through his ownership of FMC Group, Inc., our 44.62% stockholder, with his wife as joint tenants with the right of survivorship. On July 1, 2001, Mr. Pryor and Mr. Michelin assigned their ownership of Tren Properties to us and International Child Care Corp. in consideration of our assumption of liabilities in the amount of $181,124. These obligations were previously owed by Mr. Pryor and Mr. Michelin and were related to their ownership of Tren Properties.

      Each of the facilities, which is or will be built and designed by International Child Care Corp., is anticipated to be approximately 10,500 sq. ft. on an out parcel (which is a separate parcel within a shopping center) of approximately an acre to an acre and a quarter or an inline shopping center space ranging from 6,500 sq. ft. to 10,000 sq. ft. The purchase of the land and the construction of each facility is anticipated to cost approximately $1.3 to $1.5 million dollars most of which is intended to be financed by financial institutions or the owners of the property upon which the facility will be constructed. Each facility will have a maximum capacity of 240 children ranging from infants and toddlers to pre-school and after school as well as summer camp. The construction costs for the facilities can fluctuate depending upon the area and size of each facility.

      The childcare facility, which is operated by Children of America, at the Doc Stone Commons premises is 10,585 sq. ft. together with a playground area. It will have a maximum capacity of 240 children ranging from infants and toddlers to pre-school and after school as well as summer camp. Children of America has leased the Doc Stone Commons premises from Tren Properties for a lease term of twenty years with Children of America holding an option to extend the lease term for two additional periods of five years each.

INDUSTRY

      The United States preschool education and childcare industry is highly competitive. Children of America's competition consists principally of preschool nursery schools, local child care centers, non-profit centers and large national and regional centers such as Kinder Care Learning Centers, La Petite Academy and Child Time Learning Centers. Additional competition also comes from providers who operate out of their home and their fees are normally lower than fees for center-based care because providers for home-based care are not always required to satisfy the same health, safety or operational regulations as Children of America. Many religious and other non-profit child care centers have no or lower rental costs than Children of America, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than rates charged by Children of America. The large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than Children of America.

      We believe that the target market for childcare facilities is large. In view of the demands of work and school, childcare is becoming an important service employed by an increasing number of families. Childcare services provide children an opportunity to spend time in a nurturing, educational and safe environment. Our joint venture with International Child Care Corp. will target this demand for childcare services by providing: (i) licensed childcare for children six weeks to seven years, (ii) after-school programs for children aged seven to thirteen years old and (iii) state-of-the-art security, which includes requiring every parent to have an access card to enter the building to drop off or pick up his or her child and audio and video cameras throughout the building, including in every classroom in order to monitor the children throughout the day.

GOVERNMENT REGULATION

      Children of America's centers are subject to state and local regulations and licensing requirements and Children of America has policies and procedures in place in order to comply with such regulations and requirements. These regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of child care centers. We believe that Children of America is in substantial compliance with all material regulations and licensing requirements applicable to the operation of the center. However, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have material adverse effect on Children of America's operations and could therefore hinder its ability to make payments as required by the lease agreement.

      The Federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. We do not anticipate any material adverse impact as a result of these laws as management believes the buildings built or in construction comply with these laws.

EMPLOYEES

None.

MAJOR CUSTOMERS

None.

PUBLIC INFORMATION

      We electronically file with the Securities and Exchange Commission (the "SEC") all of our reports, including, but not limited to, our annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on it's web site, http://www.sec.gov. Additional information on us may be obtained by contacting us at our executive offices.

ITEM 2. PROPERTIES

      Our executive offices are located at 2700 N. Military Trail, Suite 100, Boca Raton, FL 33431. We utilize the office space of a related party at no charge. We reimburse the related party for any expenses incurred for office supplies, photocopies, long distance charges and other operating expenses. We believe this arrangement will remain the same for the foreseeable future as we do not have any employees or needs for additional office space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our shareholders during the fourth quarter of the year ending September 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      There is no current public market for our common stock. We have applied to have our common stock quoted on the OTC Bulletin Board, which is maintained by the National Association of Securities Dealers, Inc. There is no assurance that our application will be approved. If our application to have our common stock quoted on the OTC Bulletin Board is not approved, there will be no trading market for our common stock. The shares will be priced based upon bid and ask quotes submitted by broker-dealers.

      (b) Holders

      As of December 12, 2001 there were approximately 127 holders of record of our common stock. The number of holders does not include stockholders who are holding our Common Stock through nominees or in street name.

      (c) Dividends

      We have not paid any cash dividends on our Common Stock since our inception. We presently intend to retain future earnings, if any, to finance future investments and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, investment plans, financial condition and other relevant factors.

      (d) Private Offering

      Beginning in November 2000 and closing in September 2001, we conducted an offering pursuant to a private offering made in compliance with Regulation S of the Securities Act of 1933, as amended. We sold 740,374 shares of Common Stock and raised $185,843.

      (e) Initial Public Offering

      The Company filed a Registration Statement on Form SB-2, file No. 333-60186, which became effective on September 17, 2001. The registered initial public offering of 3,238,875 shares of our common stock (the "Offering"), with an aggregate offering price of $3,238,875, is ongoing. 738,875 shares are being offered by selling stockholders. 2,500,000 shares are being offered by us. As of December 28, 2001, we have sold 8,700 shares of our common stock. Offering expenses were paid prior to the commencement of the Offering out of our working capital. Accordingly, the new proceeds to us pursuant to the Offering as of December 28, 2001 are $8,700. Such net proceeds have been used for working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

      The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

      Results of Operations

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

      Revenues

      None.

Expenses

      Expenses increased $88,442, or 3,283%, to $91,136 for the year ended September 30, 2001 from $2,694 for the year ended September 30, 2000. The increase in costs can be attributed to the Company negotiating terms of the joint venture agreement and monitoring of its investment. Of the dollar increase, $43,788 represented consulting fees in connection with financial and accounting services provided by a shareholder of the Company; $29,525 represented an increase in professional fees including attorney and auditor fees in connection with preparation of legal documents for its investment in the joint venture and the audits of the financial statements required for the preparation of the Form SB-2 filing. The remaining increases were attributable to other expenses such as marketing, travel and office expenses.

Loss from Equity Investment

      Loss on equity investment for the year ended September 30, 2001 was $10,003. We did not have a loss for the year ended September 30, 2000 as the initial investment in the joint venture was made during fiscal 2001. The loss is made up of $6,697 from the loss on the investment in the 25% indirect interest in the joint venture with International Child Care Corp. and the $3,306 from the loss on the investment in the 50% direct interest in the International Child Care Corp. joint venture.

Net Loss

      As a result of the foregoing, we reported a net loss of $101,139 for the year ended September 30, 2001 and $2,694 for 2000.

Liquidity and Capital Resources

      We have incurred losses since our inception and have substantial negative cash flow from operations. We have included a footnote in our financial statements for the year ended September 30, 2001, which expresses our concern about our ability to continue as a going concern unless our investments provide cash from distributions and/or additional investment capital is raised through our public offering. We have raised $8,700 through a public offering through December 14, 2001. We will require additional funding to cover our administrative expenses and to make investments in additional sites for future child care centers. There can be no assurance that any additional funding will be raised.

Factors That May Affect Future Results

      The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. The following factors contain some forward-looking statements. Forward-looking statements give current expectations of forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as anticipate, estimate, expect, project, intend, plan, believe are used and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.

      Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

      We have not undertaken any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in future filings with the SEC.

      We are not directly engaged in development, production or sale of childcare facilities. As a result we may not be able to exert significant control over the business and financial operations of our joint venture with International Child Care Corp. or future joint ventures.

      We have the right to receive up to fifty (50%) percent of International Child Care Corp.'s interest in childcare facilities which it is developing by paying our pro rata share of all initial and future costs of International Child Care Corp.'s expenses with respect to each childcare facility. We will not be directly engaged in any part of International Child Care Corp.'s business including, but not limited to, designing, building and/or owning the childcare facilities. Because of our limited involvement with the designing, building and/or owning of the childcare facilities, International Child Care Corp. and other joint venturers will have virtually total control over the business and financial operations of our joint ventures. Although we will not be directly engaged in any part of International Child Care Corp.'s business, Thad Pryor, who is our sole officer and director, and Paul Michelin, who controls us through his ownership of FMC Group, Inc., our 44.62% stockholder, with his wife as joint tenants with the right of survivorship and who is an officer and director of International Child Care Corp., have control of International Child Care Corp.'s business at the present time. They will be able to exert control over the business operations of the childcare facilities and the distribution of the proceeds of this offering with respect to designing, building and/or owning of the childcare facilities.

      We have the right to receive up to fifty (50%) percent of the rents or income/distributions received by Tren Properties for the lease of the Doc Stone Common premises to Children of America. Although we will not be engaged in any part of the operations of Children of America's childcare facilities, Thad Pryor, who is our sole officer and director, and Paul Michelin, who controls us through his ownership of FMC Group, Inc., our 44.62% stockholder, with his wife as joint tenants with the right of survivorship and who is an officer and director of International Child Care Corp., have control of Children of America's business at the present time. They will be able to exert control over the business operations of the childcare facilities and the distribution of the proceeds of this offering with respect to designing, building and/or owning of the childcare facilities.

      We may, in the future, enter into additional joint ventures with companies similar to International Child Care Corp., which may or may not be affiliated with International Child Care Corp. and our management and controlling shareholders, for the purpose of engaging indirectly in the business of designing, building and/or owning childcare facilities. We do not intend to directly engage in any part of the business of any of the future joint ventures including, but not limited to, designing, building and/or owning the childcare facilities. Our joint venture partners will have virtually total control over the business operations of our joint ventures..

      We are a recently organized company and lack an operating history.

      We are a recently organized company and lack an operating history. We have no revenues and have minimal operations and assets, which may result in short term losses for our investors because of our lack of capital to invest in our joint ventures. We do not contemplate commencing active operations directly. We are entering a highly competitive market through our joint venture with International Child Care Corp. and other possible joint ventures with similar companies in the childcare facility industry. You should be aware of the difficulties which our joint venture with International Child Care Corp. will encounter because International Child Care Corp. is a recently formed company and has only recently commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that we will ever realize a positive net cash flow from our joint venture with International Child Care Corp. or any future joint ventures. If the business and development plans with respect to our joint venture with International Child Care Corp. or any future joint ventures prove to be unsuccessful, our stockholders may lose all or a substantial part of their investment.

      We have experienced losses and these losses are expected to continue in the future.

      For the year ended September 30, 2001, we reported a net loss of $101,139. As of September 30, 2001, we had an accumulated deficit of $103,833. There can be no assurance that we will operate profitably in the future and that we will not continue to sustain losses. Continued losses could materially and adversely affect our business.

      We require additional financing to meet our capital requirements.

      Although there is no fixed amount of financing required for us to meet our capital requirements with respect to our joint venture with International Child Care Corp. or any future joint ventures, we may need additional financing to meet our share of the capital requirements for the development of the childcare facilities, administrative expenses and other costs with respect to our joint venture with International Child Care Corp. and any future joint ventures. Nevertheless, our joint venture with International Child Care Corp.

and any of our future joint ventures will be dependent upon sources such as: funds acquired pursuant to the public offering the amount of which is uncertain, future earnings from the operations of childcare facilities through our joint ventures, the availability of funds from private sources including, but not limited to, loans and additional private placements, and the availability of funds through an additional public offering. We currently have no arrangements to obtain additional financing. In view of our lack of an operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous. If adequate funds are not available from operations or additional sources of financing, including, but not limited to, rental income received from our fifty (50%) percent interest in Tren Properties, we may not be able to successfully proceed with our plan of operations which may cause significant losses and our stockholders may lose all or a substantial part of their investment.

      You should be aware of the risk that either International Child Care Corp. or one of our future joint venture partners will not meet their share of the capital requirements for the product development, administrative expenses and other costs with respect to the childcare facilities. Our joint venture partners may need additional financing to meet their share of the capital requirements. If International Child Care Corp. or any of our future joint venture partners are not able to raise adequate funds from operations or additional sources of financing, our joint ventures may not be able to successfully proceed with our plan of operations which may cause significant losses to our joint ventures and our stockholders may lose all or a substantial part of their investment.

      There can be no assurance that our joint venture with International Child Care Corp. or any future joint venture will be able to compete successfully in the market for childcare facilities.

      The childcare industry is highly fragmented and competitive. Our major competitors are the following: preschool nursery schools, local childcare centers, providers who operate out of their home, non-profit centers and large national and regional centers such as Kinder Care Learning Centers, La Petite Academy, and Child Time Learning Centers. Our joint venture with International Child Care Corp. faces competition with respect to the development of childcare facilities on both a local and regional level. On the local level, childcare facilities operated pursuant to our joint venture with International Child Care Corp. may face competition with existing childcare facilities in the locales in which our joint venture with International Child Care Corp. plans to build and own childcare facilities. Our joint venture with International Child Care Corp. will target new locations and/or markets in which it is believed there are few or no childcare facilities or the need exists for an additional childcare facility; however, there is no guarantee that local competitors will not open childcare facilities in the new locations and/or markets in order to compete with us. These companies may posses superior resources which may enable them to more cheaply and effectively develop childcare facilities and better promote their facilities as being better or more convenient childcare services than International Child Care Corp., thereby gaining a competitive edge in the childcare facility industry.

      Our joint venture with International Child Care Corp. also faces competition on a regional and national level. Our joint venture with International Child Care Corp. may face competition with regional or national companies, which may own existing childcare facilities in the region in which our joint venture with International Child Care Corp. plans to build and own childcare facilities. These national and regional companies may also have superior resources which may enable them to compete with our joint venture in new locations in which there are few or no childcare facilities to develop new childcare facilities to compete with us. These established regional and national companies may possess superior resources which may enable them to more cheaply and effectively develop childcare facilities and better promote their facilities as being better or more convenient childcare services than International Child Care Corp., thereby gaining a competitive edge in the childcare facility industry.

      There can be no assurance that International Child Care Corp. or any future joint venture partners will be able to compete successfully or that competitive pressures will not reduce our joint venture partners' market share of the customers for childcare facilities. If our joint venture with International Child Care Corp. or any future joint ventures are not able to compete effectively in the childcare facility industry, our stockholders may lose all or a substantial part of their investment.

      There can be no assurance that we will be able to guarantee that our joint venture partners or any future tenant of the childcare facilities in which we have an indirect interest will be able to comply with government regulations with respect to the childcare facilities.

      Childcare facilities must comply with various state and local statutes, regulations and licensing requirements (e.g., occupational safety and health acts, workers' compensation statutes, unemployment insurance litigation, income tax and social security regulations, and state laws governing childcare facilities). The facilities must also comply with the Americans with Disabilities Act (the "ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment. Failure of a school to comply with the ADA or applicable regulations can subject it to sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of a center's license to operate, or an award of damages to private litigants, any of which could require significant expenditures by us and International Child Care Corp. to bring facilities into compliance. Failure to comply with any of such laws or regulations could result in sanctions ranging from fines or corrective orders, which could require significant expenditures by us, to license suspension or revocation. Although we do not have direct control over Children of America, Inc. Thad Pryor, our sole officer and director is also and officer and director of Children of America, Inc. will make every effort to ensure that Children of America, Inc. complies with such regulations. There can be no assurance of Children of America, Inc.'s ability to comply with such regulations. Although we will make every effort to make sure that any future tenant of the childcare facilities complies with such regulations, there can be no assurance of our ability to guarantee such compliance by any future tenant of the childcare facilities. If Children of

America, Inc. or any future tenant of the childcare facilities is unable to comply with such regulations, such noncompliance may force our joint venture partners to incur unforeseen costs as a result of litigations or to comply with such regulations, which could cause us incur significant losses.

      We expect to incur significant losses for the foreseeable future and there can be no assurance that we will ever achieve profitability.

      We are in the process of developing childcare facilities. Our joint venture with International Child Care Corp. and other joint ventures, which we may enter into in the future, may incur in the future, significant losses on both a quarterly and an annual basis. We are expecting losses to continue until such time as the childcare facilities are built and operational.

      The profits and losses and all other allocations from our joint venture with International Child Care Corp., shall be divided equally between us and International Child Care Corp. The division will be dependent upon the proportion of the investment which is ours. The revenues and operating results from our joint venture with International Child Care Corp. and any future joint ventures may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, our joint ventures' costs, for which we are responsible for our portion, of designing, building and/or owning the childcare facilities and variations in expenditures for personnel and marketing.

      There may be significant expenditures with respect to the childcare facilities which are unknown at this time. As a result of the competitive nature of the childcare facility industry, our joint venture partners may not be able to gain enough of a market share of customers to achieve profitability, which would cause us to incur significant losses with respect to our share of our joint venture profits. International Child Care Corp. is still in the process of designing and building childcare facilities, and therefore it expects to incur significant losses on both a quarterly and an annual basis for the foreseeable future. We and International Child Care, Corp. are expecting losses to continue until such time as the childcare facilities are designed, built and ready to be leased out for operation. We and International Child Care Corp. may never be able to achieve profitability on a quarterly or annual basis. If we do not, our business operations may cease and potential investors will lose all or substantially all of their investment.

ITEM 7. FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

      Set forth is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-KSB pursuant to the instructions to Item 7. The financial statements as of and for the periods ending September 30, 2001 and 2000 are included following the signature pages of this report.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statement                                                                    Location*
-------------------                                                                    ---------
Independent Auditors' Report ...................................................               F-2

Audited Balance Sheet as of September 30, 2000 and September 30, 2001 ..........               F-3

Audited Statement of Operations, for the Period from June 1, 2000
(Inception) through September 30, 2000 and for the twelve months ended
September 30, 2001 .............................................................          F-4; F-5

Audited Statement of Stockholders' Equity for the period
from June 1, 2000 (Inception) through September 30, 2001 .......................               F-6

Audited Statement of Cash Flows, for the period from June 1, 2000
(Inception) through September 30, 2000 and
for the twelve months ended September 30, 2001 .................................               F-7

Notes to Financial Statements...................................................    F-6; F-9; F-10

*     Page F-1 follows the signature page to this Annual Report on Form 10-K

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

      The following table and biographical outline set forth the sole director and executive officer of the Company and a brief account of the business experience of such director/executive officer for the past five years.

   Name                         Age               Position
   ----                         ---               --------

Thad Pryor                      43      Director, President, Secretary

      Thad Pryor is our President and Secretary and has been an officer and one of our Directors since April 12, 2001. Mr. Pryor became our President, Secretary and Sole Director on May 5, 2001. Mr. Pryor also serves as President and a Director of Children of America, Inc. He was Senior Vice President and a member of the Board of Directors of Tutor Time Learning Systems, Inc. and its subsidiaries from January 1992 to June 1997. Mr. Pryor was responsible for the Development, Construction and Real Estate Departments in which he personally negotiated and constructed 150 Tutor Time locations. In July of 1997 Mr. Pryor left Tutor Time and began the planning stages of the Children of America concept while becoming a franchisee of Tutor Time. In 1998 he opened his first facility as Tutor Time franchisee in Western Pennsylvania. In 1999, Mr. Pryor opened a second center as a Tutor Time franchisee in Northern Virginia. He then negotiated his release from his franchise agreement and the Virginia center became Children of America, Inc.'s first childcare facility. Mr. Pryor attended the University of Miami from 1976-1978 where he majored in Business and Criminology. In 1987, Mr. Pryor opened a chain of fifteen (15) self-service car wash facilities under the name of One Stop Car Wash and held the positions of President and COO. In 1989, Mr. Pryor sold the entity which operated One Stop Car Wash.

Involvement in Legal Proceedings

      The Company is not aware that Mr. Pryor is or has been involved in any legal proceedings.

Compliance with 16(a) of the Securities and Exchange Act of 1934

      To our knowledge, based solely on a review of such materials as are available from the SEC, no officer, director, or beneficial holder of more than ten (10%) percent of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

      None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth in the table below is information concerning the ownership, as of the close of the business on December 20, 2001, of the common stock by each person who is known to us to be the beneficial owner of more than five (5%) percent of our outstanding common stock, each officer and director, and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

--------------------------------------------------------------------------------
                                         AMOUNT OF
       NAME                              BENEFICIAL OWNERSHIP     PERCENTAGE (1)
       ----                              --------------------     --------------
--------------------------------------------------------------------------------

Thad Pryor (2)                           4,350,000                    44.62%
--------------------------------------------------------------------------------
FMC Group, Inc. (3)                      4,350,000                    44.62%
--------------------------------------------------------------------------------
All Officers &
Directors as a group -
One (1) person                           4,350,000                    44.62%
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Includes 4,350,000 shares held by TJP Corp., which is owned and controlled by Thad Pryor.

(3) Paul Michelin owns FMC Group, Inc. with his wife as joint tenants with the right of survivorship. Mr. Michelin is the President and a director of FMC Group, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Set forth below is a description of certain transactions between us and our directors, executive officers, beneficial owners of five percent or more of the outstanding common stock, or member of the immediate family of any of the foregoing persons, as well as certain relationships between us and its directors, relationships which occurred or existed during the 2000 and 2001 fiscal years and subsequent thereto.

      Tren Properties, LC, in which we own a fifty (50%) percent interest, entered into a lease agreement with Children of America, Inc. Thad Pryor, our sole officer and director, is also the officer and director of Children of America, Inc. and Paul Michelin, who controls us through his ownership of FMC Group, Inc., our 44.62% stockholder, with his wife as joint tenants with the right of survivorship and who is an officer and director of International Child Care Corp. control Children of America at the present time. Thus, Visitel Enterprises Corp. and Children of America, Inc. are related by common management. Pursuant to the lease, Children of America, Inc. pays Tren Properties $16,760 a month. We believe the terms of the lease are fair and reasonable.

      Tren Properties LC owns property known as Doc Stone Commons which is located in Stafford, Virginia. As of September 29, 2000, Tren Properties leased Doc Stone Commons to Children of America (a related party), which operates a childcare facility on the leased premises. Our fifty (50%) percent interest in Tren Properties was originally purchased by Thad Pryor, our sole officer and director, and Paul Michelin , who controls us through his ownership of FMC Group, Inc., our 44.62% stockholder, with his wife as joint tenants with the right of survivorship. On July 1, 2001, Mr. Pryor and Mr. Michelin assigned their ownership of Tren Properties to us and International Child Care Corp. in consideration of our assumption of liabilities in the amount of $181,124. These obligations were previously owed by Mr. Pryor and Mr. Michelin and were related to their ownership of Tren Properties.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB:

Exhibit

3.1   Articles of Incorporation.*

3.2   By-Laws.*

4.1   Specimen Common Stock Certificate.*

23.1  Consent of Daszkal Bolton Manela Devlin & Co.

99.1 Joint Venture Agreement dated January 9, 2001 by and between Visitel Enterprises Corp. and International Child Care Corp.*

      The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-60186, effective September 17, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2001

                                        Visitel Enterprises Corp.


                                        By:  /s/ Thad Pryor
                                           -------------------------------------
                                                 Thad Pryor, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                         Date
----                                                         ----


  /s/ Thad Pryor                                         December 26, 2001
-------------------------------
Thad Pryor, President,
Secretary and Director

                            VISITEL ENTERPRISES CORP.

                              FINANCIAL STATEMENTS

                        YEAR ENDED SEPTEMBER 30, 2001 AND
                      PERIOD FROM JUNE 1, 2000 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

Independent Auditor's Report .............................................     1

Financial Statements:

      Balance Sheets .....................................................     2

      Statements of Operations ...........................................     3

      Statement of Changes in Stockholders' Equity (Deficit) .............     4

      Statements of Cash Flows ...........................................     5

Notes to Financial Statements ............................................  6-11

               [LETTERHEAD OF DASZKAL BOLTON MANELA DEVLIN & CO.]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Visitel Enterprises Corp.

We have audited the accompanying balance sheets of Visitel Enterprises Corp. as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2001 and the period from June 1, 2000 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visitel Enterprises Corp. as of September 30, 2001 and 2000 and the results of its operations and its cash flows for the year ended September 30, 2001, and the period from June 1, 2000 (inception) through September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced losses since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the resolution of these uncertainties.


                                        /s/ DASZKAL BOLTON MANELA DEVLIN & CO.

Boca Raton, Florida
December 3, 2001

VISITEL ENTERPRISES CORP.
BALANCE SHEETS
================================================================================

                                          ASSETS

                                                                    September 30,     September 30,
                                                                        2001               2000
                                                                    -------------     -------------
Current assets:
    Cash                                                             $     238           $    40
    Prepaid expenses                                                    25,641                --
    Due from related party                                              10,000                --
                                                                     ---------           -------
        Total current assets                                            35,879                40

Investment                                                             187,818                --
Due from related party                                                  34,509                --
                                                                     ---------           -------

        Total assets                                                 $ 258,206           $    40
                                                                     =========           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $   2,706           $    --
    Advances from related party                                         10,687             2,634
    Loans payable - related parties                                    159,305               100
                                                                     ---------           -------
        Total current liabilities                                      172,698             2,734

Stockholders' equity (deficit):
    Preferred stock, .01 par; 2,000,000 shares authorized                   --                --
    Common stock, $.001 par value; 20,000,000 shares authorized,
      9,740,375 and 9,000,000 shares issued and outstanding              9,740             9,000
    Additional paid-in capital                                         179,601                --
    Subscriptions receivable                                                --            (9,000)
    Accumulated deficit                                               (103,833)           (2,694)
                                                                     ---------           -------
           Total stockholders' equity (deficit)                         85,508            (2,694)
                                                                     ---------           -------

           Total liabilities and stockholders' equity (deficit)      $ 258,206           $    40
                                                                     =========           =======

                 See accompanying notes to financial statements.

VISITEL ENTERPRISES CORP.
STATEMENTS OF OPERATIONS
================================================================================

                                                                                  June 1, 2000
                                                                                   (Inception)
                                                               Year Ended              to
                                                              September 30,       September 30,
                                                                   2001               2000
                                                              -------------       -------------
Revenues                                                       $        --         $        --

Expenses:
    Consulting                                                     (43,788)                 --
    Marketing                                                       (3,684)               (450)
    Professional fees                                              (31,650)             (2,125)
    Travel                                                          (5,620)                 --
    Other expenses                                                  (6,394)               (119)
                                                               -----------         -----------
       Total expenses                                              (91,136)             (2,694)
                                                               -----------         -----------

Loss from equity investment                                        (10,003)                 --
                                                               -----------         -----------

Net loss                                                       $  (101,139)        $    (2,694)
                                                               ===========         ===========

Net loss per share (basic and diluted)                         $     (0.01)        $      0.00
                                                               ===========         ===========

Weighted average shares outstanding (basic and diluted)          9,549,621           9,000,000
                                                               ===========         ===========

                See accompanying notes to financial statements.

VISITEL ENTERPRISES CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 1, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2001
================================================================================

                                                        Common Stock       Additional
                                                     -------------------     Paid-In    Subscription    Accumulated
                                                       Shares     Amount     Capital     Receivable       Deficit        Total
                                                     ---------    ------   ----------   ------------    -----------    ---------
Balance at June 1, 2000 (Inception)                         --        --           --          --               --            --

Common stock issued                                  9,000,000     9,000           --      (9,000)              --            --

Net loss for the period ended September 30, 2000            --        --           --          --           (2,694)       (2,694)
                                                     ---------    ------    ---------     -------        ---------     ---------

Balance at September 30, 2000                        9,000,000     9,000           --      (9,000)          (2,694)       (2,694)

Common stock issued for cash                           740,375       740      185,103          --               --       185,843

Costs associated with common stock issuance                 --        --       (5,502)                                    (5,502)

Collection of subscription receivable                       --        --           --       1,689               --         1,689

Reduction of subscription receivable for services           --        --           --       7,311               --         7,311

Net loss for the period ended September 30, 2001            --        --           --          --         (101,139)     (101,139)
                                                     ---------    ------    ---------     -------        ---------     ---------

Balance at September 30, 2001                        9,740,375    $9,740    $ 179,601     $    --        $(103,833)    $  85,508
                                                     =========    ======    =========     =======        =========     =========

                See accompanying notes to financial statements.

VISITEL ENTERPRISES CORP.
STATEMENTS OF CASH FLOWS
================================================================================

                                                                             June 1, 2000
                                                                              (Inception)
                                                               Year Ended         to
                                                              September 30,  September 30,
                                                                   2001          2000
                                                              -------------  -------------
Cash flows used by operating activities:
   Net loss                                                     $(101,139)      $(2,694)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
           Loss from equity investment                             10,003            --
           Reduction of stock subscription for services             7,311            --
   Changes in assets and liabilities:
       Increase in prepaid expenses                               (25,641)           --
       Increase (decrease) in:
           Accounts payable                                         2,706            --
           Due to related party                                     4,500            --
                                                                ---------       -------
Net cash used by operating activities                            (102,260)       (2,694)
                                                                ---------       -------

Cash flows used by investing activities:
   Advances to related parties                                    (59,635)           --
   Repayments by related parties                                   29,000            --
   Investments in joint ventures                                  (79,365)           --
                                                                ---------       -------
Net cash used by investing activities                            (110,000)           --
                                                                ---------       -------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                    180,341            --
   Collection of subscription receivable                            1,689            --
   Advance from related party                                     131,817         2,734
   Repayments to related party                                   (101,389)           --
                                                                ---------       -------
Net cash provided by financing activities                         212,458         2,734
                                                                ---------       -------

Net increase in cash                                                  198            40
                                                                ---------       -------

Cash at beginning of period                                            40            --
                                                                ---------       -------

Cash at end of period                                           $     238       $    40
                                                                =========       =======

Supplemental disclosure of cash flows information:
   Non-cash transactions affecting investing activities:
       Increase in joint venture in exchange for reduction
          of advances to related party                          $  20,635       $    --
                                                                =========       =======
       Investment in joint venture in exchange for note         $ 184,886       $    --
                                                                =========       =======
   Non-cash transactions affecting financing activities:
       Common stock issued for note                             $      --       $ 9,000
                                                                =========       =======

                See accompanying notes to financial statements.

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Visitel Enterprises Corp. (the "Company") is a Delaware corporation organized in June of 2000. The Company is a partner in a joint venture, with a company to which it is related through common ownership and management, that develops child care facilities, with an initial concentration in the northeastern United States, for the purpose of selling them to third-party operators at some point during the development process or after the facility opens. The joint venture agreement calls for Visitel to have the right to receive up to a 50% interest in each facility that is developed by agreeing to pay its pro rata share of all the expense regarding such facility.

In the prior year the Company was a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investment

The Company uses the equity method of accounting for investments when the Company has a significant influence over the operations of the investee but lacks control.

Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities in to common stock.

Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

NOTE 3 - INVESTMENT AND SUBSEQUENT EVENT

Visitel Joint Venture

In December 2000, the Company entered in to a joint venture as a 50% partner with International Child Care Corp. (f/k/a COA Development Corp.). This joint venture is referred to as the Visitel joint venture. International Child Care Corp. (ICCC) is a related party through common ownership and management. The Visitel joint venture develops child care facilities for the purpose of selling them at some point during the development process or after the facility opens. The joint venture may also decide to retain the property and become the landlord for a related party or an unrelated third party operator of the centers. The first site that opened in April 2001 is Doc Stone Commons and is being leased to a related party.

The Visitel joint venture agreement calls for Visitel to have the right to receive up to a 50% interest of ICCC's ownership in each facility that is developed. In exchange for the interest Visitel agreed to pay its

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INVESTNMENT AND SUBSEQUENT EVENT, CONTINUED

Visitel Joint Venture, Continued

pro rata share of all the expense regarding such facilities. ICCC's interest in Doc Stone Commons, and in the other sites currently being developed, is 50% as it is a partner in a joint venture (ICCC joint venture) with an unrelated third party. Therefore, Visitel has a 25% indirect interest in the ICCC joint venture.

On July 1, 2001, the Company sold its 50% interest in the Visitel joint venture (25% indirect interest in the ICCC joint venture), as it relates Doc Stone Commons only, for $87,064, to ICCC.

The following table presents the Company's loss on its 50% interest in the Visitel joint venture (25% indirect interest in the ICCC joint venture) as it relates to Doc Stone Commons through the date of the sale (July 1, 2001).

                                                                    Period from
                                                                   December 2000
                                                                      through
Allocated portion of ICCC Joint Venture's:                         June 30, 2001
                                                                   -------------

Sales                                                                $ 6,285
                                                                     =======

Net loss                                                             $(6,697)
                                                                     =======

The investment account for the 50% interest in the Visitel joint venture (25% indirect interest in the ICCC joint venture) had a balance of $10,000 as of September 30, 2001. The details of the investment account are presented in the following table:

                                                                    Year Ended
                                                                   September 30,
                                                                       2001
                                                                   -------------

Investment in Visitel joint venture:
    Beginning Balance                                                $     --
      Initital investment - Doc Stone Commons                          69,365
      Initial investment - other sites                                 10,000
      Investment in exchange for note - Doc Stone                      24,396
      Allocated portion of net loss - Doc Stone                        (6,697)
      Sale of investment in Doc Stone to ICCC                         (87,064)
                                                                     --------
    Ending Balance                                                   $ 10,000
                                                                     ========

At September 30, 2001 the Visitel joint venture had $20,000 in total assets and did not have any liabilities. The $20,000 represents investments made on future sites under development. The Company's allocated portion of these investments is $10,000.

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INVESTNMENT AND SUBSEQUENT EVENT, CONTINUED

Tren Properties, L.C.

On July 1, 2001 the Company acquired a 50% direct interest in the ICCC joint venture, as it relates to Doc Stone Commons, by purchasing a 50% interest in Tren Properties, L.C. from two related parties. The Company assumed liabilities of $181,124 for the purchase of its interest in Tren Properties. As discussed in
Note 5, the liabilities assumed were owed to Tren Properties ($132,330) and ICCC ($48,793).

The purchase price was allocated to the assets acquired based on their estimated fair values. The 50% of the assets acquired total $926,294 and the portion of the liabilities assumed was $752,165. The excess cost was allocated to goodwill. Goodwill, while not recorded on the balance sheet of the Company, totaled $6,995 and is being amortized on a straight-line basis over 3 years. The Company uses the equity method of accounting for this investment as it has significant influence over the operations of the investee, but lacks control.

The following table presents the Company's loss on its 50% direct interest in Tren Properties from July 1, 2001 (date of purchase) through September 30, 2001:

                                                                    July 1, 2001
                                                                       through
                                                                    September 30
Allocated portion of Tren Properties':                                  2001
                                                                    ------------

Sales                                                                 $ 14,463
                                                                      ========

Net loss                                                              $ (2,723)
                                                                      ========

Loss from equity investment:
Allocated net loss of Tren Properties, L.C                            $ (2,723)
Less: Amortization of excess cost                                         (583)
                                                                      --------
Loss on equity investment                                             $ (3,306)
                                                                      ========

The investment account for the 50% interest in Tren Properties had a balance of $177,818 as of September 30, 2001. The details of the investment account are presented in the following table:

                                                                    July 1
                                                                   through
                                                              September 30, 2001
                                                              ------------------

Beginning Balance                                                 $      --
  Initial investment                                                181,124
  Allocated portion of net loss                                      (2,723)
  Amortization of goodwill                                             (583)
                                                                  ---------
Ending Balance                                                    $ 177,818
                                                                  =========

The investment account on the balance sheet reflects the Company's 50% direct interest in Tren Properties ($177,818) and the 50% interest in the Visitel joint venture ($10,000). The investment account has a balance of $187,818 at September 30, 2001.

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INVESTNMENT AND SUBSEQUENT EVENT, CONTINUED

Subsequent Event

During the year end September 30, 2001, the Company made investments totaling $10,000 in the Visitel joint venture for two sites under development. In October 2001 the Company was refunded $3,750, which represented its investment in one of the sites, which is no longer under development.

NOTE 4 - COMMON STOCK AND SUBSEQUENT EVENT

In November of 2000 the Company commenced a stock offering under Regulation S of $.001 par value common stock at a minimum price of $.25 per share. During the year ended September 30, 2001 the Company issued 740,375 shares for a total amount of $180,341, net of costs incurred of $5,502. The Company terminated this offering on September 17, 2001, the effective date of the Company's Form SB-2 registration statement.

The Company reduced the subscription receivable that existed at September 30, 2000 in the amount of $7,311 in exchange for services provided by a shareholder. These services related to advising the Company on start up operations and researching different sources of funding.

In August 2001, the Company increased the number of authorized common stock from 12,000,000 shares to 20,000,000 shares.

Subsequent Event

Subsequent to September 30, 2001 the Company sold 8,700 shares under the Form SB-2 registration statement for a total of $8,700, net of costs incurred.

NOTE 5 - RELATED PARTY

Dues from related party - short term

During the year ended September 30, 2001 the Company executed a note receivable with a company related by common management and shareholders. The note is for an amount up to $500,000, based on the needs of the related party, and charges an interest rate of 6% per annum on the outstanding principal balance as of August 31, 2001. The entire principal and any unpaid interest amounts are due on September 30, 2002. Under the terms of this note the Company loaned the related party $39,000 and received repayments of $29,000. At September 30, 2001, the related party owed the Company $10,000. The Company has not loaned any additional funds to the related party subsequent to the date of the balance sheet.

Due from related party - long term

During the year ended September 30, 2001 the Company advanced $20,635 to its partner in the COA joint venture, COA Development. In exchange for reducing the amount owed the Company, COA Development advanced $20,635 to the joint venture, on behalf of the Company. As discussed in Note 3, the Company sold its 25% indirect interest in the joint venture to COA Development, its partner in the COA joint venture, in exchange for a note in the amount of $87,064. At the same time the Company purchased a 50% direct interest in the COA joint venture in exchange for the assumption of $181,124 in liabilities. One of the liabilities assumed was $48,793 owed to COA Development. The Company reduced the amount of the note receivable from COA Development in exchange for a reduction of the note payable in the amount of $48,793. Additionally, the Company reduced the amount of the note receivable from COA Development in exchange for $3,762 advanced by COA Development to the joint venture on behalf of the Company. At September 30, 2001, COA Development owed the Company $34,509.

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - RELATED PARTY, CONTINUED

Advances from related parties

A shareholder provides financial and accounting services and pays operating expenses on behalf of the Company on an on going basis. During the years ended September 30, 2001 and 2000 the shareholder provided services and paid expenses totaling $75,307 and $2,634, respectively. During the period ended September 30, 2001 the Company paid the shareholder $59,943 for these services and expenses. In exchange for a reduction in the amount owed to the shareholder, the Company reduced a stock subscription receivable in the amount of $7,311. As of September 30, 2001 and 2000 the Company owed the shareholder $10,687 and $2,634, respectively for these services and expenses.

Due to related parties

During the periods ended September 30, 2001 and September 30, 2000 the above referenced shareholder advanced the Company $100,297 and $100, respectively. During the periods ended September 30, 2001 and September 30, 2000 the Company made repayments in the amount of $73,422 and $0, respectively. As of September 30, 2001 and 2000 the Company owed the shareholder $26,975 and $100, respectively.

As discussed in Note 3, the Company purchased a 50% interest in the joint venture known as Tren Properties, L.C. for the assumption of liabilities totaling $181,124. One of the liabilities assumed totaling $132,330 is owed to Tren Properties. Terms of repayment have not been finalized.

NOTE 6 - INCOME TAXES

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at September 30, 2001 and September 30, 2000.

As of September 30, 2001 and September 30, 2000, the Company had an unused net operating loss carry forward of approximately $93,736 and $2,600, respectively, available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------
Deferred tax asset:
  Tax benefit of net operating loss carry forward     $ 34,695        $ 975

Valuation allowance:
  Beginning balance                                       (975)          --
     Increase during the year                          (33,720)        (975)
                                                      --------        -----
  Ending balance                                       (34,695)        (975)
                                                      --------        -----
Net deferred taxes                                    $     --        $  --
                                                      ========        =====

       Fiscal Year Loss Originated              Year Expiring
       ---------------------------              -------------

           September 30, 2000                        2015
           September 30, 2001                        2016

VISITEL ENTERPRISES CORP.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7 - RECLASSIFICATIONS

Certain amounts previously reported for 2000 have been reclassified to conform to the classifications used in 2001. Such reclassifications had no effect on the reported net loss.

NOTE 8 - GOING CONCERN AND MANAGEMENT'S PLAN OF ACTION

As shown in the accompanying financial statements, the Company incurred a net loss during the periods ended September 30, 2001 and 2000.

The Company's investment in Tren Properties is expected to produce cash for the Company in the form of distributions in the coming fiscal year; however there is no guarantee the Company will receive any money from Tren Properties. The Company is attempting to raise additional funds from a public offering. The ability of the Company to achieve its funding requirements is dependent upon the success of the public offering and the ability of Tren Properties to become profitable and distribute those profits to the Company allocated based on its percentage of ownership.