Form 10QSB
period 2001-12-31
VISITEL ENTERPRISES CORP
filed 2002-02-14
CIK 1139666

FORM 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: December 31, 2001
Commission file number: 333-60186

                            VISITEL ENTERPRISES CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                 65-1016629
    (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                  Identification No.)

                        2700 N. Military Trail, Suite 100
                              Boca Raton, FL 33431
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 241-3621
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 13, 2002: 9,787,575 shares of common stock, par value $.001 per share.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (unaudited) - December 31, 2001.......................1

Condensed Statements of Operations (unaudited) for the
Three Months Ended December 31, 2001 and 2000 ................................2

Condensed Statements of Cash Flows (unaudited) for the
Three Months Ended December 31, 2001 and 2000.................................3

Notes to Condensed Financial Statements.....................................4-6

Item 2.  Management's Discussion and Analysis of
Financial Conditions and Results of Operations..............................7-8

PART II.  OTHER INFORMATION

Signatures....................................................................9

                            VISITEL ENTERPRISES CORP.
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash                                                                   $     194
    Prepaid offering costs                                                    26,643
    Due from related party                                                     9,000
                                                                           ---------
       Total current assets                                                   35,837

Investment                                                                   181,745
Due from related party                                                        34,509
                                                                           ---------

       Total assets                                                        $ 252,091
                                                                           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $   3,800
    Advances from related party                                                6,621
    Loans payable - related parties                                          160,955
                                                                           ---------
       Total current liabilities                                             171,376

Stockholders' equity:
    Preferred stock, $.01 par; 2,000,000 shares authorized, non issued            --
    Common stock, $.001 par value; 20,000,000 shares authorized,
      9,749,075 shares issued and outstanding                                  9,749
    Additional paid-in capital                                               188,118
    Accumulated deficit                                                     (117,152)
                                                                           ---------
           Total stockholders' equity                                         80,715
                                                                           ---------

           Total liabilities and stockholders' equity                      $ 252,091
                                                                           =========


            See accompanying notes to condensed financial statements.

                            VISITEL ENTERPRISES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                 2001              2000
                                                             -----------       -----------
Revenues                                                     $        --       $        --

Expenses:
   Consulting                                                     (4,500)           (6,477)
   Marketing                                                          --            (3,149)
   Professional fees                                              (6,450)           (3,750)
   Printing                                                           --            (1,074)
   Other expenses                                                    (45)           (3,081)
                                                             -----------       -----------
      Total expenses                                             (10,995)          (17,531)
                                                             -----------       -----------

Loss from equity investment                                       (2,323)               --
                                                             -----------       -----------

Net loss                                                     $   (13,318)      $   (17,531)
                                                             ===========       ===========

Net loss per share (basic and diluted)                       $      0.00       $      0.00
                                                             ===========       ===========

Weighted average shares outstanding (basic and diluted)        9,747,934         9,163,351
                                                             ===========       ===========

                 See accompanying notes to financial statements.

                            VISITEL ENTERPRISES CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                        2001            2000
                                                      --------       ---------
Cash flows used by operating activities:
   Net loss                                           $(13,318)      $ (17,531)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
          Loss from equity investment                    2,323              --
   Changes in assets and liabilities:
       Increase in prepaid expenses                     (1,002)             --
       Increase (decrease) in:
          Accounts payable                               1,093              --
          Due to related party                           4,500              --
                                                      --------       ---------
Net cash used by operating activities                   (6,404)        (17,531)
                                                      --------       ---------

Cash flows used by investing activities:
   Advances to related parties                              --         (30,000)
   Repayments by related parties                         1,000              --
   Investment in joint venture                              --         (10,000)
   Return of investment in joint venture                 3,750              --
                                                      --------       ---------
Net cash provided/(used) by investing activities         4,750         (40,000)
                                                      --------       ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net           8,526         121,032
   Advance from related party                            1,650           7,420
   Repayments to related party                          (8,566)        (10,054)
                                                      --------       ---------
Net cash provided by financing activities                1,610         118,398
                                                      --------       ---------

Net (decrease)/increase in cash                            (44)         60,867
                                                      --------       ---------

Cash at beginning of period                                238              40
                                                      --------       ---------

Cash at end of period                                 $    194       $  60,907
                                                      ========       =========

                 See accompanying notes to financial statements.

VISITEL ENTERPRISES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Visitel Enterprises Corp. (the "Company") is a Delaware corporation organized in June of 2000. The Company is a partner in a joint venture, with a company to which it is related through common ownership and management, that develops child care facilities, with an initial concentration in the northeastern United States, for the purpose of selling them to third-party operators at some point during the development process or after the facility opens. The joint venture agreement calls for Visitel to have the right to receive up to a 50% interest in each facility that is developed by agreeing to pay its pro rata share of all the expenses regarding such facility.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2002. The condensed financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB, file number 333-60186, for the year ended September 30, 2001.

The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contained a qualification that we will continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - INVESTMENT

Visitel Joint Venture

In October 2001 the Company was refunded $3,750, which represented its investment in one of the sites invested in by the Visitel joint venture. This site is no longer under development. At December 31, 2001 the Visitel joint venture had $12,500 in total assets and did not have any liabilities. The $12,500 represents the investment made on one future site under development. The Company's allocated portion of this investment is $6,250.

Tren Properties, L.C.

The following table presents the Company's loss on its 50% direct interest in Tren Properties for the three months ended December 31, 2001:

                                                                  Three
                                                               Months Ended
                                                               December 31,
               Allocated portion of Tren Properties':              2001
                                                               ------------

               Sales                                             $ 17,873
                                                                 ========

               Net loss                                          $ (1,740)
                                                                 ========

               Loss from equity investment:
               Allocated net loss of Tren Properties, L.C        $ (1,740)
               Less: Amortization of excess cost                     (583)
                                                                 --------
               Loss on equity investment                         $ (2,323)
                                                                 ========

The investment account for the 50% interest in Tren Properties had a balance of $175,495 as of December 31, 2001. The details of the investment account are presented in the following table:

                                                                 October 1
                                                                  through
                                                             December 31, 2001
                                                             -----------------

               Beginning Balance                                 $ 177,818
                    Allocated portion of net loss                   (1,740)
                    Amortization of goodwill                          (583)
                                                                 ---------
               Ending Balance                                    $ 175,495
                                                                 =========

At December 31, 2001 the Tren Properties joint venture had total assets of $1,832,244 and total liabilities of $1,492,912. The Company's allocated portion of assets is $916,122 and its allocated portion of liabilities is $746,456.

The investment account on the balance sheet reflects the Company's 50% direct interest in Tren Properties ($175,495) and the 50% interest in the Visitel joint venture ($6,250). The investment account has a balance of $181,745 at December 31, 2001.

NOTE 5 - COMMON STOCK

During the period ended December 31, 2001 the Company sold 8,700 shares under the Form SB-2 registration statement for a total of $8,526, net of costs incurred. Subsequent to the date of the balance sheet the Company sold 38,500 shares under the registration statement for a total of $38,500.

NOTE 6 - RELATED PARTY

Dues from related party - short term

During the year ended September 30, 2001 the Company executed a note receivable with a company related by common management and shareholders. Under the terms of this note the Company received repayments of $1,000. At December 31, 2001, the related party owed the Company $9,000.

Advances from related parties

A shareholder provides financial and accounting services and pays operating expenses on behalf of the Company on an on going basis. During the periods ended December 31, 2001 and 2000 the shareholder provided services and paid expenses totaling $13,066 and $7,420, respectively. During the same periods the Company paid the shareholder $8,566 and $10,054, respectively for these services and expenses. As of December 31, 2001 the Company owed the shareholder $6,621 for these services and expenses.

Loans payable - related parties

During the period ended December 31, 2001 the above referenced shareholder advanced the Company $1,650 and made no repayments. As of December 31, 2001 the Company owed the shareholder $28,625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference in to this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in our registration statement on Form SB-2, as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

Results of Operations for the three months ended December 31, 2001 and 2000.

Revenues

None.

Expenses

Expenses decreased $6,536 or 34% to $11,578 for the three months ended December 31, 2001 from $17,531 for the three months ended December 31, 2000. The decrease in the costs can be attributed to the completion of the Company's Form SB-2 filing and that the Company has not invested in additional sites to date. In 2000 the Company was negotiating terms of the Tren Properties joint venture and was involved in the process of preparing the Form SB-2, which resulted in higher expenses. Included in the expenses is $4,500 and $6,477 for the three months ended December 31, 2001 and 2000, respectively, for consulting services consisting of accounting and financial services provided by a shareholder of the Company. Professional fees totaled $6,450 and $3,750 for the three months ended December 31, 2001 and 2000. These professional services include audit and accounting fees, legal fees and transfer agent fees.

Loss from Equity Investment

Loss on equity investment for the three months ended December 31, 2001 was $2,323. We did not have a loss on the equity investment for the three months ended December 31, 2000 as the initial investment in the Tren Properties joint venture was not made until after December 31, 2000 and the Visitel joint venture consisted of only investments in sites under development.

Net Loss

As a result of the foregoing, we reported a net loss of $13,318 for the three months ended December 31, 2001 and $17,531 for 2000.

Liquidity and Capital Resources

The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contained a qualification that we will continue as a going concern.

We have incurred losses since our inception and have substantial negative cash flows from operations. The Company's main source of cash is from the sale of the common stock under the public offering effective September 17, 2001 We have raised $38,500 from the public offering through February 13,

2002. We will require additional funding to cover our administrative expenses and to make investments in additional sites for future child care centers. There can be no assurance that any funds will be provided by either the investment in the joint venture or the public offering. If cash generated from the public offering and/or the investment in the joint ventures is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through other sources, including debt. We may not be able to obtain additional financing when needed or on terms favorable to the Company or our stockholders.

During the next 12 months we anticipate we will make certain expenditures relating to investments in future sites for child care centers. Our ability to make any future investments is dependent upon the success of the public offering and the ability of the Tren Properties joint venture becoming profitable and distributing those profits to the Company based on its percentage of ownership. In addition, we are now a "reporting company" pursuant to Section 12 of the Securities and Exchange Act of 1934. We are required to file periodic and other reports with the Securities and Exchange Commission. We estimate that the increased costs to us for legal, accounting and printing fees related to these filings will be approximately $22,000 annually. We have no material commitments for capital expenditures.

PART II. OTHER INFORMATION

None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2002

                                                    Visitel Enterprises Corp.


                                                    By: /s/ Thad Pryor
                                                    ---------------------
                                                    Thad Pryor, President